Form 10-Q
period 2004-06-30
ACE GAMING LLC; ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2004-11-23
CIK 1269976, 1269977

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________to __________________

                                   333-110484
Commission file number             333-110485
                       --------------------------------------------------------

                  ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
                                ACE GAMING, LLC
-------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

                 DELAWARE                                   54-2131349
                NEW JERSEY                                  54-2131351
     ----------------------------------                 --------------------
     (States or other jurisdictions of                    (I.R.S. Employer
      incorporation or organization)                    Identification Nos.)

         C/O SANDS HOTEL & CASINO
      INDIANA AVENUE & BRIGHTON PARK
        ATLANTIC CITY, NEW JERSEY                               08401
      --------------------------------                   -------------------
 (Address of principal executive offices)                    (Zip Code)

(Registrants' telephone number, including area code):   (609) 441-4633
                                                      -------------------------


                                (NOT APPLICABLE)
     -----------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES |X| NO |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


        REGISTRANT                             CLASS                    OUTSTANDING AT NOVEMBER 9, 2004
----------------------------         ----------------------------       -------------------------------
Atlantic Coast Entertainment         Common stock, $.01 par value                2,882,932 shares
     Holdings, Inc.
    ACE Gaming, LLC


                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                              JUNE 30,        DECEMBER 31,
                                                                2004              2003
                                                              --------        ------------
ASSETS
Current assets:
  Cash
                                                               $   199          $ 1,000
                                                               -------          -------
                                                               $   199          $ 1,000
                                                               =======          =======
LIABILITIES AND SHAREHOLDER'S EQUITY

Shareholder's equity (Note 1)
  Preferred stock, $.01 par value per share 5,000,000
    shares authorized, 0 outstanding                           $     -          $     -
  Common stock, $.01 par value per share,
    20,000,000 shares authorized, 1 share outstanding                -                -

Additional paid-in capital                                       1,000            1,000
Accumulated deficit                                               (801)               -
                                                               -------          -------
                                                               $   199          $ 1,000
                                                               =======          =======


         The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            THREE AND SIX MONTHS
                                                                   ENDED
                                                               JUNE 30, 2004
                                                            --------------------

Revenues:                                                       $         -
     Less - promotional allowances
                                                                -----------
         Net revenues                                                     -
                                                                -----------
Expenses:
     General and Administrative                                         801
                                                                -----------
         Total expenses                                                 801
                                                                -----------
Loss from operations                                                   (801)
                                                                -----------
Loss before income taxes                                               (801)
     Income tax provision                                                 -
                                                                -----------
Net loss                                                        $      (801)
                                                                ===========
Basic/diluted loss per common share                             $      (801)
                                                                ===========
Basic/diluted weighted average common shares outstanding                  1
                                                                ===========


    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                           SIX MONTHS ENDED
                                                                            June 30, 2004
                                                                             -----------
OPERATING ACTIVITIES:
     Net loss                                                                $     (801)
     Adjustments to reconcile net loss to net cash
         used in operating activities                                                 -
                                                                             ----------
            Net cash used in operating activities                                  (801)
                                                                             ----------
INVESTING ACTIVITIES:
         Net cash used in investing activities                                        -
                                                                             ----------
FINANCING ACTIVITIES:
         Net cash used in financing activities                                        -
                                                                             ----------
         Net decrease in cash                                                      (801)
            Cash at beginning of period                                           1,000
                                                                             ----------
            Cash at end of period                                            $      199
                                                                             ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                           $        -
                                                                             ==========
     Interest capitalized                                                    $        -
                                                                             ==========
     Income taxes paid                                                       $        -
                                                                             ==========



    The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings" or the "Company") is a Delaware corporation and was a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. ("GBHC") which was a wholly-owned subsidiary of GB Holdings, Inc ("GB Holdings"). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City ("The Sands"). ACE Gaming LLC ("ACE"), a New Jersey limited liability company and a wholly owned subsidiary of Atlantic Holdings was formed in November 2003. Atlantic Holdings and ACE were formed in connection with a transaction (the "Transaction"), in which Atlantic offered to exchange $110 million of its 3% Notes due 2008 (the "3% Notes") for $110 million of 11% Notes due 2005 (the "11% Notes"), issued by GB Property Funding Corp.("Property"), a wholly owned subsidiary of GB Holdings Inc. The Transaction included, among other things, the transfer of substantially all of the assets of GB Holdings and GBHC (representing The Sands) to Atlantic Holdings. The 3% Notes are guaranteed on a joint and several basis by ACE. Atlantic Holdings and its subsidiary, ACE, had limited operating activities in 2004.

         The exchange of the 11% Notes for the 3% Notes is to be accounted for as a debt modification and the New Notes will be recorded at face value.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the balance sheet. All intercompany accounts have been eliminated.

NOTE 2: COMMITMENTS AND CONTINGENCIES

         In April 2004, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority have agreed to a plan regarding New Jersey video lottery terminals ("VLTs"). Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority which will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos' North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that The Sands current CRDA deposits for North Jersey projects are sufficient to fund The Sands proportionate obligations with respect to the $10 million and $52 million commitments. The Sands proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period in annual installments due October 15th ranging from $278,000 to $398,000 per year. The Sands proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period. The amounts payable under the agreement will be charged to operations on a straight line basis through January 1, 2009. The Sands made its initial cash payment of $278,000 in satisfaction of this obligation during October 2004.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

NOTE 3: SUBSEQUENT EVENTS

         On July 22, 2004, in connection with the closing of the Transaction, Atlantic Holdings consummated a Consent Solicitation and Offer to Exchange which it commenced and in which Atlantic Holdings offered to exchange its 3% Notes for the 11% Notes. Pursuant to the Consent Solicitation and Offer to Exchange, an aggregate principal amount of $66,258,970 of 11% Notes, representing 60.2% of the outstanding 11% Notes, were tendered to Atlantic Holdings, on a dollar for dollar basis, in exchange for an aggregate principal amount of $66,258,970 of 3% Notes. At the election of the holders of a majority in principal amount of the outstanding 3% Notes, each $1,000 principal amount of 3% Notes is payable in or convertible into 65.909 shares of common stock, par value $.01 per share ("Atlantic Holdings Common Stock") of Atlantic Holdings, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the 11% Notes that tendered in the Consent Solicitation and Offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1000 principal amount of the 11% Notes tendered, plus accrued interest ($2.3 million) on the 11% Notes tendered, which amounts were paid at the consummation of the transaction. As indicated in the Consent Solicitation and Offer to Exchange, as part of the Transaction, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes not exchanged, and
(c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. Also on July 22, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, Property and GBHC, merged into GB Holdings, with GB Holdings as the surviving entity. All references to GB Holdings and the Company refer to such entities as they existed following the consummation of the Transaction. In connection with the transfer of the assets and certain liabilities of GBHC, Atlantic Holdings issued 2,882,938 shares of Atlantic Holdings Common Stock to GBHC, which following the merger of GBHC, became the sole asset of GB Holdings. Substantially all of the assets, liabilities and operations of Holdings and GBHC (with the exception of the liabilities with respect to the remaining 11% Notes, the Atlantic Holdings Common Stock and the related pro rata share of deferred financing costs), were transferred to Atlantic Holdings or ACE. The Sands New Jersey gaming license was transferred to ACE in accordance with the approval of the New Jersey Casino Control Commission. The transfer of net assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the net assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer.

         In connection with the consummation of the Transaction, GB Holdings, GBHC, Atlantic Holdings, and ACE entered into a Contribution Agreement, pursuant to which GB Holdings and GBHC agreed to contribute substantially all of their assets and certain liabilities to Atlantic Holdings, in exchange for Atlantic Holdings and ACE agreeing to, among other things, (i) issue to GBHC (a) warrants exercisable for 2,750,000 shares of Atlantic Holdings Common Stock and (b) 2,882,938 shares of Atlantic Holdings Common Stock and (ii) undertake to provide GB Holdings funds to pay (a) the interest due on the outstanding 11% Notes prior to the maturity date of the 11% Notes, (b) normal, ordinary course operating expenses (including legal and accounting costs, directors' and officers' insurance premiums and fees for SEC filings) not to exceed in the aggregate $250,000 in any 12 month period, without the consent of the holders of a majority of the aggregate principal amount outstanding of the 3% Notes, and (c) any amount that is required to be paid or reimbursed to the trustee under the indenture governing the 11% Notes other than interest or principal due on the 11% Notes; such disbursements are subject to (i) a number of conditions, including that such payment by Atlantic Holdings is required to be made only in respect of the interest due prior to the maturity of the 11% Notes and that at the time of such payment and after giving effect thereto, no event of default exists and no event that could result in an event of default has occurred or is incipient under the Indenture for the 3% Notes and (ii) Atlantic Holdings being able to make such payments.

         During July 2004, the Sands filed a timely renewal application of its casino license. On September 29, 2004, the New Jersey Casino Control Commission renewed the Sands gaming license for a four year term with certain conditions, including monthly written reports on the status of the 11% Notes, and a definitive plan to address the maturity of the 11% Notes to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

         On November 12, 2004, Atlantic Holdings and ACE entered into a Loan and Security Agreement (the "Loan Agreement"), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp. ("Fortress"), as lender, and certain related ancillary documents, pursuant to which, Fortress agreed to make available to Atlantic Holdings a senior secured revolving credit line providing for working capital loans of up to $10 million (the "Loans"), to be used for working capital purposes in the operation of The Sands, located in Atlantic City, New Jersey. The Loan Agreement and the Loans thereunder have been designated by the Board of Directors of Atlantic Holdings and the manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture) (the "Indenture"), dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee (the "Trustee"). The aggregate amount of the Loans shall not exceed $10 million plus interest. All Loans under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement.

         The outstanding principal balance of the Loan Agreement will accrue interest at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum. In addition to interest payable on the principal balance outstanding from time to time under the Loan Agreement, Atlantic Holdings is required to pay to Fortress an unused line fee for each preceding three-month period during the term of the Loan Agreement in an amount equal to .35% of the excess of the available commitment over the average outstanding monthly balance during such preceding three-month period.

         The Loans are secured by a first lien and security interest on all of Atlantic Holdings and ACE's personal property and a first mortgage on The Sands Hotel. Fortress entered into an Intercreditor Agreement, dated as of November 12, 2004, with the Trustee pursuant to the Loan Agreement. The Liens (as that term defined in the Indenture) of the Trustee on the Collateral (as that term is defined in the Indenture), are subject and inferior to Liens which secure Working Capital Indebtedness such as the Loans.

         Fortress may terminate its obligation to advance and declare the unpaid balance of the Loans, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include payment default, covenant defaults, bankruptcy type defaults, attachments, judgments, the occurrence of certain material adverse events, criminal proceedings, and defaults by Atlantic Holdings or ACE under certain other agreements.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


       This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings") and ACE Gaming, LLC ("ACE" and collectively with Atlantic Holdings, the "Company"). The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to Atlantic Holdings or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below).

OVERVIEW

        Atlantic Holdings is a Delaware corporation and was a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. ("GBHC") which was a wholly-owned subsidiary of GB Holdings, Inc ("GB Holdings"). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City ("The Sands"). ACE, a New Jersey limited liability company and a wholly owned subsidiary of Atlantic Holdings was formed in November 2003 in connection with a transaction (the "Transaction") described below. As a result of the consummation of the Transactions, The Sands is now owned by ACE.

       The Sands primarily generates revenues from gaming operations in its Atlantic City facility. Although The Sands' other business segments including rooms, entertainment, retail store, food and beverage operations also generate some cash sales, these revenues are nominal in comparison to the casino operations. The non-casino operations primarily support the casino operation by providing complimentary goods and services to deserving casino. The Company competes in a capital intensive industry that requires continual reinvestment in its facility and technology.

      The Company faces a number of competitive challenges during fiscal 2004, including increased competition from the newly opened Borgata, increased competition from existing casinos that invested in capital improvements, and a corresponding increase in competition for both table game and slot machine players.

       On July 22, 2004, in connection with the closing of the Transaction, Atlantic Holdings consummated a Consent Solicitation and Offer to Exchange which it commenced and in which Atlantic Holdings offered to exchange the 3% Notes due 2008 (the "3% Notes") issued by Atlantic Holdings for 11% Notes due 2005 (the "11% Notes"), issued by GB Property Funding Corp., which was a Delaware corporation and a wholly owned subsidiary of GB Holdings. Pursuant to the Consent Solicitation and Offer to Exchange, an aggregate principal amount of $66,258,970 of 11% Notes, representing 60.2% of the outstanding 11% Notes, were tendered to Atlantic Holdings, on a dollar for dollar basis in exchange for an aggregate principal amount of $66,258,970 of 3% Notes. At the election of the holders of a majority in principal amount of the outstanding 3% Notes, each $1,000 principal amount of 3% Notes is payable in or convertible into 65.909 shares of common stock, par value $.01 per share ("Atlantic Holdings Common Stock") of Atlantic Holdings, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the 11% Notes that tendered in the Consent Solicitation and Offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 principal amount of the 11% Notes tendered, plus accrued interest ($2.3 million) on the 11% Notes tendered, which amounts were paid at the consummation of the transaction.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       As indicated in the Consent Solicitation and Offer to Exchange, as part of the Transaction an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes exchanged, and (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. Also on July 22, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, Property and GBHC merged into GB Holdings, with GB Holdings as the surviving entity. All references to GB Holdings and the Company refer to such entities as they existed following the consummation of the Transaction. In connection with the transfer of the assets and certain liabilities of GBHC, Atlantic Holdings issued 2,882,938 shares of Atlantic Holdings Common Stock to GBHC which following the merger of GBHC became the sole asset of GB Holdings. Substantially all of the assets, liabilities and operations of GB Holdings and GBHC (with the exception of the liabilities with respect to the remaining 11% Notes, the Atlantic Holdings Common Stock, and the related pro rata share of deferred financing costs) were transferred to Atlantic Holdings or ACE. The Sands New Jersey gaming license was transferred to ACE in accordance with the approval of the New Jersey Casino Control Commission.

        Pursuant to New Jersey law, the corporate owner of the Sands is required to maintain a casino license in order to operate the Sands. The gaming licenses required to own and operate the Sands were required to be renewed in 2004, which requires that the New Jersey Casino Control Commission ("CCC") determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under the New Jersey Casino Control Act ("NJCCA"), Atlantic Holdings and ACE had to demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, the Sands filed a timely renewal application of its casino license for a four year term. The CCC approved the Sands casino license renewal application on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, and a definitive plan to address the maturity of the 11% Notes to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

         In connection with the Consent Solicitation and Exchange Offer described above, holders of $66,258,970 of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result, $43,741,030 of principal amount of the 11% Notes remain outstanding and mature in September 2005. GB Holdings' ability to pay interest on such outstanding 11% Notes is dependent upon receipt of funds from Atlantic Holdings in amounts sufficient to make such interest payments, and such disbursements are subject to (i) a number of conditions, including that such payment by Atlantic Holdings is required to be made only in respect of interest due prior to the maturity of the 11% Notes and that at the time of such payment by Atlantic Holdings and after giving effect thereto, no event of default exists and no event that could result in an event of default has occurred or is incipient under the Indenture for the 3% Notes and (ii) Atlantic Holdings being able to make such payments.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        LIQUIDITY AND CAPITAL RESOURCES

        SUMMARY

         Management believes that cash flows generated from operations during the remainder of 2004, as well as available cash reserves transferred from GB Holdings on July 22, 2004, will be sufficient to meet its operating plan. However, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company's working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. As a result of this determination Atlantic Holdings and ACE entered into a Loan and Security Agreement (the "Loan Agreement"), on November 12, 2004, by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp. ("Fortress"), as lender, and certain related ancillary documents, pursuant to which, Fortress agreed to make available to Atlantic Holdings a senior secured revolving credit line providing for working capital loans of up to $10 million (the "Loans"), to be used for working capital purposes in the operation of The Sands, located in Atlantic City, New Jersey. The Loan Agreement and the Loans thereunder have been designated by the Board of Directors of Atlantic Holdings and the Manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture) (the "Indenture"), dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee (the "Trustee").

         The aggregate amount of the Loans shall not exceed $10 million plus interest. All Loans under the Loan Agreement are payable in full by no later than the day immediately prior to the one-year anniversary of the Loan Agreement, or any earlier date on which the Loans are required to be paid in full, by acceleration or otherwise, pursuant to the Loan Agreement.

         The outstanding principal balance of the Loan Agreement will accrue interest at a fixed rate to be set monthly which is equal to one month LIBOR (but not less than 1.5%), plus 8% per annum. In addition to interest payable on the principal balance outstanding from time to time under the Loan Agreement, Atlantic Holdings is required to pay to Fortress an unused line fee for each preceding three-month period during the term of the Loan Agreement in an amount equal to .35% of the excess of the available commitment over the average outstanding monthly balance during such preceding three-month period.

         The Loans are secured by a first lien and security interest on all of Atlantic Holdings and ACE's personal property and a first mortgage on The Sands Hotel. Fortress entered into an Intercreditor Agreement, dated as of November 12, 2004, with the Trustee pursuant to the Loan Agreement. The Liens (as that term defined in the Indenture) of the Trustee on the Collateral (as that term is defined in the Indenture), are subject and inferior to Liens which secure Working Capital Indebtedness such as the Loans.

         Fortress may terminate its obligation to advance and declare the unpaid balance of the Loans, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include payment default, covenant defaults, bankruptcy type defaults, attachments, judgments, the occurrence of certain material adverse events, criminal proceedings, and defaults by Atlantic Holdings or ACE under certain other agreements.

        During 2004, management anticipates making tax payments of approximately $260,000 to the State of New Jersey.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        OPERATING ACTIVITIES

        There were no operating activities during the six months ended June 30, 2004 other than the general and administrative costs related to banking fees and supplies.

        INVESTING ACTIVITIES

        There were no investing activities during the six months ended June 30, 2004.

        FINANCING ACTIVITIES

        There were no financing activities during the six months ended June 30, 2004.

            RISK FACTORS RELATED TO THE BUSINESS OF THE COMPANY

THE COMPANY IS A NEWLY FORMED COMPANY AND HAS NO OPERATING HISTORY.

        The Company has no operating history nor historical financial results for investors to evaluate except for GB Holdings' historical consolidated financial results. On July 22, 2004, Atlantic Holdings and ACE consummated the Consent Solicitation and Offer to Exchange and the Transaction. As a result, no assurances can be given that the Company will be successful or profitable.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THE COMPANY'S QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY.

         The Company's quarterly operating results are expected to be highly volatile and subject to unpredictable fluctuations due to unexpectedly high or low losses, changing customer tastes and trends, unpredictable patron gaming volume, the proportion of table game revenues to slot game revenues, weather and discretionary decisions by The Sands' patrons regarding frequency of visits and spending amounts.

THE COMPANY MAY NEED TO INCREASE CAPITAL EXPENDITURES TO COMPETE EFFECTIVELY.

         Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of The Sands. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures, The Sands' competitive position could deteriorate if Atlantic Holdings or Ace Gaming is unable to generate or borrow funds required for such purposes. In addition, the indentures governing the 3% Notes limit Atlantic Holdings' ability to borrow or to make capital expenditures.

IF THE COMPANY FAILS TO OFFER COMPETITIVE PRODUCTS AND SERVICES OR MAINTAIN THE LOYALTY OF THE SANDS' PATRONS, ITS BUSINESS WILL BE ADVERSELY AFFECTED.

         In addition to capital expenditures, the Company is required to anticipate the changing tastes of The Sands' patrons and offer both competitive and innovative products and services to ensure that repeat patrons return and new patrons visit The Sands. The demands of meeting the Company's debt service payments and the need to make capital expenditures limits the available cash to finance such products and services. In addition, the consequences of incorrect strategic decisions may be difficult or impossible to anticipate or correct in a timely manner.

INCREASED STATE TAXATION OF GAMING AND HOSPITALITY REVENUES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

         The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. For example, casinos in Atlantic City pay for licenses as well as special taxes to the city and state. New Jersey taxes annual gaming revenues at the rate of 8.0%. New Jersey also levies an annual investment alternative tax of 2.5% on annual gaming revenues in addition to normal federal and state income taxes. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the New Jersey net operating loss carry forwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. For the three and six months ended June 30, 2004, there was no charge to income tax provision related to the impact of the New Jersey Business Tax Reform Act.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         On July 1, 2003, the State of New Jersey amended the New Jersey Casino Control Act (the "NJCCA") to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provisions: (i) a new 4.25% tax on casino complimentaries, with proceeds deposited to the Casino Revenue Fund; (ii) an 8% tax on casino service industry multi-casino progressive slot machine revenue, with the proceeds deposited to the Casino Revenue Fund; (iii) a 7.5% tax on adjusted net income of licensed casinos in State fiscal years 2004 through 2006, with the proceeds deposited to the Casino Revenue Fund; (iv) a fee of $3.00 per day on each hotel room in a casino hotel facility that is occupied by a guest, for consideration or as a complimentary item, with the proceeds deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $2.00 of the fee deposited into the Casino Revenue Fund and $1.00 to be transferred to the Casino Reinvestment Development Authority ("CRDA"); (v) an increase of the minimum casino hotel parking charge from $2.00 to $3.00 with $1.50 of the fee to be deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $0.50 to be deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA for its purposes pursuant to law, and for use by the CRDA to post a bond for $30 million for deposit into the Casino Capital Construction Fund, which was also created by the July 1, 2003 Act; and (vi) the elimination of the deduction from casino licensee calculation of gross revenue for uncollectible gaming debt. These changes to the NJCCA, and the new taxes imposed on The Sands and other Atlantic City casinos, will reduce the Company's profitability.

         Future changes in state taxation of casino gaming companies in New Jersey, where the Company operates cannot be predicted and any such changes could adversely affect the Company's profitability.

GB HOLDINGS' FORMER USE OF ARTHUR ANDERSEN LLP AS ITS INDEPENDENT PUBLIC ACCOUNTANTS MAY POSE RISKS TO THE COMPANY AND WILL LIMIT YOUR ABILITY TO SEEK POTENTIAL RECOVERIES FROM ARTHUR ANDERSEN LLP RELATED TO THEIR WORK.

         Arthur Andersen LLP, independent certified public accountants, were engaged as the principal accountants to audit GB Holdings and its subsidiaries' (the "Parent Company") consolidated financial statements until the GB Holdings Company dismissed them on May 16, 2002 and engaged KPMG LLP. In May 2002, Arthur Andersen was convicted on a federal obstruction of justice charge. Some investors, including institutional investors, may choose not to invest in or hold securities of a company whose prior financial statements (or those of its predecessor entity) were audited by Arthur Andersen, which may serve to, among other things, suppress the price of Atlantic Holdings' securities. In addition, rules promulgated by the Securities and Exchange Commission ("SEC") require the Company to present its audited financial statements in various SEC filings, along with Arthur Andersen's consent to inclusion of its audit report in those filings. The SEC has provided temporary regulatory relief designed to allow companies that file reports with them to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances. Notwithstanding the SEC's temporary regulatory relief, the inability of Arthur Andersen to provide its consent or to provide assurance services to the Company with regard to future SEC filings could negatively affect the Company's ability to, among other things, access capital markets. Any delay or inability to access capital markets as a result of this situation could have a material adverse impact on the business of the Company.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company cannot assure you that they will be able to continue to rely on the temporary relief granted by the SEC. If the SEC no longer accepts financial statements audited by Arthur Andersen, requires audits of other financial statements or financial information or requires changes to financial statements previously audited by Arthur Andersen, this may affect ability to access the public capital markets in the future, unless the Company's current independent auditors or another independent accounting firm is able to audit the consolidated financial statements originally audited by Arthur Andersen in a timely manner. Any delay or inability to access the capital markets may have an adverse impact on the business of the Company.

         Because Arthur Andersen ceased conducting business it is unlikely you would be able to recover damages from Arthur Andersen for any claim against them. In addition, any recovery you may have from Arthur Andersen related to any claims that you may assert related to the financial statements audited by Arthur Andersen may be limited as a result of the lack of Arthur Andersen's consent as well as by the financial circumstances of Arthur Andersen.

ENERGY PRICE INCREASES MAY ADVERSELY AFFECT THE COMPANY'S COSTS OF OPERATIONS AND REVENUES OF THE SANDS.

         The Sands uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the cost of forms of energy in the U.S. will negatively affect the Company's operating results. The extent of the impact is subject to the magnitude and duration of the energy price increases, but this impact could be material. In addition, higher energy and gasoline prices which affect The Sands' customers may result in reduced visitation to The Sands' properties and a reduction in revenues.

A DOWNTURN IN GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

         The Company's business operations are affected by international, national and local economic conditions. A recession or downturn in the general economy, or in a region constituting a significant source of customers for The Sands' properties, could result in fewer customers visiting the Company's property and a reduction in spending by customers who do visit the Company's property, which would adversely affect the Company's revenues while some of its costs remain fixed, resulting in decreased earnings.

         A majority of The Sands' patrons are from automobile travel and bus tours. Higher gasoline prices could reduce automobile and bus travel to The Sands' location and could increase bus fares to The Sands. In addition, adverse winter weather conditions could reduce automobile travel to The Sands' location and could reduce bus travel. Accordingly, the Company's business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions and higher gasoline prices or adverse winter weather conditions.

ACTS OF TERRORISM AND THE UNCERTAINTY OF THE OUTCOME AND DURATION OF THE ACTIVITY IN IRAQ AND ELSEWHERE, AS WELL AS OTHER FACTORS AFFECTING DISCRETIONARY CONSUMER SPENDING, HAVE IMPACTED THE GAMING INDUSTRY AND MAY HARM THE COMPANY'S OPERATING RESULTS AND THE COMPANY'S ABILITY TO INSURE AGAINST CERTAIN RISKS.

         The terrorist attacks of September 11, 2001 had an immediate impact on hotel and casino volume. The Sands hotel occupancy was down approximately ten percentage points during the week that followed the attacks. Bus passenger volume for The Sands was lower than normal, especially from those bus tours originating from the New York metropolitan area. There were approximately 22.5% less bus passengers at The Sands during September 2001 than during the same month in the prior year. These events, the potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect the Company's business and results of operations. Future acts of terror in the U.S. or an outbreak of hostilities involving the United States, may again reduce The Sands' guests' willingness to travel with the result that the Company's operations will suffer.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THE COMPANY MAY INCUR LOSSES THAT WOULD NOT BE COVERED BY INSURANCE AND THE COST OF INSURANCE WILL INCREASE.

         Although Atlantic Holdings has agreed in the Indenture governing the 3% Notes to maintain insurance customary and appropriate for its business, the Company cannot assure you that insurance will be available or adequate to cover all loss and damage to which the Company's business or the Company's assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the insurance coverage for certain types of damages or occurrences has been diminished substantially and is unavailable at commercial rates. Consequently, the Company is self-insured for certain risks. The lack of insurance for certain types or levels of risk could expose the Company to significant losses in the event that an uninsured catastrophe occurred. Any losses the Company incurs that are not covered by insurance may decrease its future operating income, require it to find replacements or repairs for destroyed property and reduce the funds available for payments of its obligations on the 3% Notes.

THERE ARE RISKS RELATED TO THE CREDITWORTHINESS OF PATRONS OF THE CASINOS.

         The Sands is exposed to certain risks related to the creditworthiness of its patrons. Historically The Sands has extended credit on a discretionary basis to certain qualified patrons. For the six months ended June 30, 2004, gaming credit extended to Sands' table game patrons accounted for approximately 24.7% of overall table game wagering, and table game wagering accounted for approximately 11.6% of overall casino wagering during the period. At June 30, 2004, gaming receivables amounted to $9.5 million before an allowance for uncollectible gaming receivables of $5.6 million. There can be no assurance that defaults in the repayment of credit by patrons of The Sands would not have a material adverse effect on the results of operations of The Sands and, consequently of the Company.

THE COMPANY'S SUCCESS DEPENDS IN PART ON THE AVAILABILITY OF QUALIFIED MANAGEMENT AND PERSONNEL AND ON THE COMPANY'S ABILITY TO RETAIN SUCH EMPLOYEES.

         The quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of the Company's business. It may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in the Company's jurisdictions and nationwide. The Borgata, recently opened in the marina district of Atlantic City in the summer of 2003, has aggravated this problem in Atlantic City. The Company cannot assure you that it will be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. A failure to attract or retain qualified management and personnel at all levels or the loss of any of the Company's key executives could have a material adverse effect on the Company's financial condition and results of operations.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                   RISK FACTORS RELATED TO THE GAMING INDUSTRY

THE GAMING INDUSTRY IS HIGHLY COMPETITIVE.

         The gaming industry is highly competitive and the Company's competitors may have greater resources than the Company. If other properties operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the location in which the Company conducts business, the Company may lose market share. In particular, expansion of gaming in or near the geographic area from which the Company attracts or expects to attract a significant number of customers could have a significant adverse effect on the Company's business, financial condition and results of operations. The Sands competes, and will in the future compete, with all forms of existing legalized gaming and with any new forms of gaming that may be legalized in the future. Additionally, the Company faces competition from all other types of entertainment.

         On July 3, 2003, The Borgata, owned by Boyd Gaming Corporation and MGM Mirage, opened in the marina district of Atlantic City. The Borgata features a 40-story tower with 2,010 rooms and suites as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. This project represents a significant increase in capacity in that market. In addition, other of The Sands' competitors in Atlantic City have recently completed expansions of their hotels or have announced expansion projects. For example, Tropicana Atlantic City began constructing a 502-room hotel tower, a 25-room conference center, a 2,400 space parking garage, an expanded casino floor and a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to complete the project in the fourth quarter of 2004. Resorts is currently constructing a hotel room addition of approximately 400 rooms and is set to open in the fourth quarter of 2004. Our business may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Atlantic City and/or (ii) by other projects not yet announced in New Jersey or in other markets (e.g. Pennsylvania, New York and Connecticut).

GAMING IS A REGULATED INDUSTRY AND CHANGES IN THE LAW COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S ABILITY TO CONDUCT GAMING.

         Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the CCC and state and federal taxing, law enforcement and liquor control agencies. The ownership and operation of The Sands is subject to strict state regulation under the NJCCA. The Company and its affiliates have received the licenses, permits and authorizations required to operate The Sands. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on the Company.

PENDING AND ENACTED GAMING LEGISLATION FROM NEIGHBORING STATES AND NEW JERSEY MAY HARM THE SANDS.

         In the summer of 2003, the State of New Jersey considered approving video lottery terminals ("VLTs") at the racetracks in the state and on July 1, 2003, the NJCCA was amended to impose various new and increased taxes on casino license revenues. There is no guarantee that New Jersey will not consider approving VLTs in the future, and if VLTs are approved, it could adversely affect the Company's operations, and an increase in the gross gaming tax without a significant simultaneous increase in revenue would adversely affect the Company's results of operations.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In April 2004, the casino industry, the CRDA and the New Jersey Sports and Exposition Authority agreed to a plan regarding New Jersey video lottery terminals ("VLTs"). Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority who will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos' North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that The Sands current CRDA deposits for North Jersey projects are sufficient to fund The Sands proportionate obligations with respect to the $10 million and $52 million commitments. The Sands proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period. The Sands proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period.

         The Sands also competes with legalized gaming from casinos located on Native American tribal lands. In July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Native American owned casinos could legally be operated in New York under the New York State law passed in October 2001. That law permits three casinos in Western New York, all of which would be owned by the Seneca Indian Nation. The law also permits up to three casinos in the Catskills in Ulster and Sullivan Counties, also to be owned by Native American Tribes. In addition, the legislation allows slot machines to be placed in Native American-owned casinos. The court also ruled that New York could participate in the Multi-State Mega Millions Lottery Game. On November 18, 2004, the State of New York and the Cayuga Nation of New York ("Cayuga Nation") announced that they have entered into a definitive agreement providing for the settlement of the Cayuga Nation's land title and trespass claims against the State dating back to the 1700's. The agreement would permit the Cayuga Nation to operate a casino in the Catskills.

         The New York law had also permitted the installation of video lottery terminals ("VLT's") at five racetracks situated across the State of New York. In the July 2004 ruling, the Appellate Division ruled that a portion of the law was unconstitutional because it required a portion of the VLT revenues to go to horse-racing, breeding funds and track purses. It is anticipated that ruling will be appealed.

         The Pennsylvania legislature passed and the governor signed a bill in July 2004 that will allow for up to 61,000 slot machines state wide in up to 14 different locations, seven or eight of which would be racetracks plus four or five slot parlors in Philadelphia and Pittsburgh and two small resorts.

         Maryland is among the other states contemplating some form of gaming legislation. Maryland's proposed legislation would authorize VLT's at some of Maryland's racing facilities. The Maryland Legislature did not enact any legalized gaming legislation during their 2004 legislative sessions which ended September 30, 2004.

         The Sands' market is primarily a drive-to market, and legalized gambling in Pennsylvania, the Catskills and any other neighboring state within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including The Sands.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

HOLDERS OF ATLANTIC HOLDINGS COMMON STOCK, WARRANTS AND 3% NOTES ARE SUBJECT TO THE CCC AND THE NJCCA.

         The holders of Atlantic Holdings Common Stock, the holders of the Warrants, and the holders of the 3% Notes will be subject to certain regulatory restrictions on ownership. While holders of publicly traded obligations such as the 3% Notes are generally not required to be investigated and found suitable to hold such securities, the CCC has the discretionary authority to (i) require holders of securities of corporations governed by New Jersey gaming law to file applications; (ii) investigate such holders; and (iii) require such holders to be found suitable or qualified to be an owner or operator of a gaming establishment. Pursuant to the regulations of the CCC such gaming corporations may be sanctioned, including the loss of its approvals, if, without prior approval of the CCC, it (i) pays to the unsuitable or unqualified person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable or unqualified person in connection with the securities; (iii) pays the unsuitable or unqualified person remuneration in any form; or (iv) makes any payments to the unsuitable or unqualified person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction. If Atlantic Holdings is served with notice of disqualification of any holder, such holder will be prohibited by the NJCCA from receiving any payments on, or exercising any rights connected to, the Atlantic Holdings Common Stock, the Warrants, or the 3% Notes, as applicable.

ITEM 4. CONTROLS AND PROCEDURES

         The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company's management, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         No change occurred in the Company's internal controls concerning financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II:  OTHER INFORMATION
---------------------------

ITEM 5. OTHER INFORMATION

        During the quarter ended June 30, 2004, the Registrants filed one Current Report on Form 8-K: (Items 5 and 7) on April 22, 2004.

ITEM 6. EXHIBITS

31.1 Chief Executive Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2 Chief Financial Officer's Certification, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlantic City, State of New Jersey on November 18, 2004.

                                  ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
                                               ACE GAMING, LLC
                                  --------------------------------------------
                                                 Registrant

Date: November 18, 2004                          Denise Barton
      -----------------           ---------------------------------------------
                                                 Denise Barton
                                            Chief Financial Officer