Form 10-Q
period 2004-09-30
ACE GAMING LLC; ATLANTIC COAST ENTERTAINMENT HOLDINGS INC
filed 2004-11-23
CIK 1269976, 1269977

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------     --------------------

                                        333-110484
Commission file number                  333-110485
                       ---------------------------------------------------------

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
                                ACE GAMING, LLC
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

           DELAWARE                                        54-2131349
         NEW JERSEY                                        54-2131351
---------------------------------                       --------------------
(States or other jurisdictions of                        (I.R.S. Employer
  incorporation or organization)                        Identification Nos.)

               C/O SANDS HOTEL & CASINO
         INDIANA AVENUE & BRIGHTON PARK
              ATLANTIC CITY, NEW JERSEY                       08401
-----------------------------------------------  -------------------------------
   (Address of principal executive offices)                (Zip Code)

(Registrants" telephone number, including area code):      (609) 441-4633
                                                      --------------------------


                                (NOT APPLICABLE)
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X      NO
                                                    ---        ---

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. YES   X       NO
                           ---         ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         REGISTRANT                CLASS         OUTSTANDING AT NOVEMBER 9, 2004
----------------------------  -----------------  -------------------------------
Atlantic Coast Entertainment     Common stock,           2,882,932 shares
        Holdings, Inc.         $.01 par value
       ACE Gaming, LLC

PART I: FINANCIAL INFORMATION

ITEM I: FINANCIAL STATEMENTS

           ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (UNAUDITED)

                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          2004             2003
                                                      -------------    -------------
Current Assets:
       Cash and cash equivalents                      $  19,164,000    $       1,000
       Accounts receivable, net of allowances
          of $4,175,000                                   4,534,000             --
       Inventories                                        2,311,000             --
       Prepaid expenses and other current assets          6,318,000             --
                                                      -------------    -------------
          Total current assets                           32,327,000            1,000
                                                      -------------    -------------

Property and Equipment:
       Land                                              54,344,000             --
       Buildings and improvements                        88,512,000             --
       Equipment                                         74,787,000             --
       Construction in progress                           1,177,000             --
                                                      -------------    -------------
                                                        218,820,000             --
       Less - accumulated depreciation and
          amortization                                  (50,877,000)            --
                                                      -------------    -------------
       Property and equipment, net                      167,943,000             --
                                                      -------------    -------------

Other Assets:
       Obligatory investments, net of allowances of
         $12,222,000                                     11,369,000             --
       Other assets                                       6,256,000             --
                                                      -------------    -------------
          Total other assets                             17,625,000             --
                                                      -------------    -------------
                                                      $ 217,895,000    $       1,000
                                                      =============    =============

         The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

           ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S EQUITY
                                  (UNAUDITED)

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                               2004             2003
                                                          -------------    -------------
Current Liabilities:
     Accounts payable                                     $   5,761,000    $        --
     Accrued liabilities -
        Salaries and wages                                    4,287,000             --
        Gaming obligations                                    3,473,000             --
        Self-insurance                                        4,177,000             --
        Other                                                 3,184,000             --
                                                          -------------    -------------
     Total current liabilities                               20,882,000             --
                                                          -------------    -------------

Long-Term Debt

     3% Notes due September 30, 2008                         66,259,000             --
                                                          -------------    -------------

Other Non-current Liabilities:                                4,346,000             --
                                                          -------------    -------------

Commitments and Contingencies

Shareholder's Equity:
     Common Stock, $.01 par value per share; 20,000,000            --               --
       shares authorized; 2,882,938 shares outstanding
       in 2004 and 1 share outstanding in 2003                   29,000             --
     Additional paid-in capital                              86,467,000            1,000
     Warrants outstanding                                    43,587,000             --
     Accumulated deficit                                     (3,675,000)            --
                                                          -------------    -------------
        Total shareholder's equity                          126,408,000            1,000
                                                          -------------    -------------
                                                          $ 217,895,000    $       1,000
                                                          =============    =============


         The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

           ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                SEPTEMBER 30, 2004
                                                                ------------------
Revenues:
     Casino                                                        $ 34,176,000
     Rooms                                                            2,496,000
     Food and beverage                                                4,410,000
     Other                                                              683,000
                                                                   ------------
                                                                     41,765,000
     Less - promotional allowances                                  (10,179,000)
                                                                   ------------
             Net revenues                                            31,586,000
                                                                   ------------
Expenses:
     Casino                                                          25,132,000
     Rooms                                                              592,000
     Food and beverage                                                1,577,000
     Other                                                              832,000
     General and administrative                                       2,527,000
     Depreciation and amortization,
             including provision for obligatory investments           3,194,000
     Gain on disposal of assets                                          (3,000)
                                                                   ------------
             Total expenses                                          33,851,000
                                                                   ------------
Loss from operations                                                 (2,265,000)
                                                                   ------------
Non-operating income (expense):
     Interest income                                                     63,000
     Interest expense                                                  (786,000)
     Debt restructuring costs                                          (469,000)
                                                                   ------------
     Total non-operating expense, net                                (1,192,000)
                                                                   ------------
Loss before income taxes                                             (3,457,000)
     Income tax provision                                              (217,000)
                                                                   ------------
Net loss                                                           $ (3,674,000)
                                                                   ============
Basic and diluted loss per common share                            $      (1.65)
                                                                   ============
Basic and diluted weighted average common shares outstanding          2,224,872
                                                                   ============

         The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

           ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY


                CONDENSED CONSOLIDATED STSTEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2004
                                                                ------------------
Revenues:
        Casino                                                     $ 34,176,000
        Rooms                                                         2,496,000
        Food and beverage                                             4,410,000
        Other                                                           683,000
                                                                   ------------
                                                                     41,765,000
        Less - promotional allowances                               (10,179,000)
                                                                   ------------
            Net revenues                                             31,586,000
                                                                   ------------
Expenses:
        Casino                                                       25,132,000
        Rooms                                                           592,000
        Food and beverage                                             1,577,000
        Other                                                           832,000
        General and administrative                                    2,528,000
        Depreciation and amortization, including provision
            for obligatory investments                                3,194,000
        Gain on disposal of assets                                       (3,000)
                                                                   ------------
            Total expenses                                           33,852,000
                                                                   ------------
Loss from operations                                                 (2,266,000)
                                                                   ------------
Non-operating income (expense):
        Interest income                                                  63,000
        Interest expense                                               (786,000)
        Debt restructuring costs                                       (469,000)
                                                                   ------------
        Total non-operating expense, net                             (1,192,000)
                                                                   ------------
Loss before income taxes                                             (3,458,000)
        Income tax provision                                           (217,000)
                                                                   ------------
Net loss                                                           $ (3,675,000)
                                                                   ============
Basic and diluted loss per common share                            $      (4.92)
                                                                   ============
Basic and diluted weighted average common shares outstanding            747,038
                                                                   ============

         The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these consolidated financial statements.

           ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CHANGES
                       IN SHAREHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                   ADDITIONAL
                                                COMMON STOCK                         PAID-IN       ACCUMULATED
                                            SHARES        AMOUNT      WARRANTS       CAPITAL         DEFICIT            TOTAL
                                        -------------   ---------   -----------   -------------   --------------    --------------

BALANCE, DECEMBER 31, 2003                       1    $        -   $          -    $      1,000   $         -    $        1,000
         Capital contributions from
            GB Holdings, Inc.                    -             -              -     134,789,000             -       134,789,000
         Issue of common shares          2,882,937        29,000              -         (29,000)            -                 -
         Warrants exercisable
           for 2,750,000
           common shares                         -             -     43,587,000     (43,587,000)            -                 -
         Return of  Capital to
           GB Holdings, Inc.                     -             -              -      (4,707,000)            -        (4,707,000)
         Net Loss                                -             -              -               -    (3,675,000)       (3,675,000)
                                        -----------   -----------  -------------   -------------  ------------   -----------------

BALANCE, SEPTEMBER 30, 2004              2,882,938    $   29,000   $ 43,587,000    $ 86,467,000   $(3,675,000)   $  126,408,000
                                        ===========   ===========  =============   =============  ============   =================

           ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC. AND SUBSIDIARY


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     -----------------
                                                                           2004
                                                                       -------------
OPERATING ACTIVITIES:
     Net loss                                                          $  (3,675,000)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization, including provision
            for obligatory investments                                     3,194,000
          Gain on disposal of assets                                          (3,000)
          Provision for doubtful accounts                                     93,000
          Decrease in accounts receivable                                    265,000
          Decrease in accounts payable
            and accrued liabilities                                       (2,334,000)
          Decrease in other current assets                                    68,000
          Increase in noncurrent assets                                      300,000
          Increase in noncurrent liabilities                                 424,000
                                                                       -------------
                    Net cash used in operating activities                 (1,668,000)
                                                                       -------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                                   (2,307,000)
     Proceeds from disposition of assets                                       3,000
                                                                       -------------
          Net cash used in investing activities                           (2,304,000)
                                                                       -------------
FINANCING ACTIVITIES:
     Proceeds from capital contributions from GB Holdings, Inc.           34,468,000
     Cost of issuing long-term debt                                       (6,626,000)
     Return of capital to GB Holdings, Inc.                               (4,707,000)
                                                                       -------------
          Net cash provided by financing activities                       23,135,000
                                                                       -------------
          Net increase in cash and cash equivalents                       19,163,000
                    Cash and cash equivalents at beginning of period           1,000
                                                                       -------------
                    Cash and cash equivalents at end of period         $  19,164,000
                                                                       =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Non-cash capital contribution from GB Holdings, Inc.              $  99,810,000
                                                                       =============
     Interest capitalized                                              $      18,000
                                                                       =============
     Warrants in Atlantic Coast Entertainment Holdings, Inc.           $  43,587,000
                                                                       =============

     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated financial statements.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:            DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings" or the "Company") is a Delaware corporation formed in November 2003 and was a wholly-owned subsidiary of Greate Bay Hotel and Casino, Inc. ("GBHC") which was a wholly-owned subsidiary of GB Holdings, Inc ("GB Holdings"). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City ("The Sands"). ACE Gaming LLC ("ACE"), a New Jersey limited liability company and a wholly owned subsidiary of Atlantic Holdings was formed in November 2003. Atlantic Holdings and ACE were formed in connection with a transaction (the "Transaction"), in which Atlantic initiated the exchange of $110 million of 11% Notes due 2005 (the "11% Notes"), issued by GB Property Funding Corp.("Property"), a wholly owned subsidiary of GB Holdings for $110 million 3% Notes due 2008 (the "3% Notes"), issued by Atlantic Holdings. The Transaction included, among other things, the transfer of substantially all of the assets of GB Holdings to Atlantic Holdings. The 3% Notes are guaranteed on a joint and several basis by ACE. Atlantic Holdings and its subsidiary, ACE had limited operating activities prior to July 22, 2004.

         In connection with the Consent Solicitation and Offer to Exchange, an aggregate principal amount of $66,258,970 of 11% Notes, representing 60.2% of the outstanding 11% Notes, were tendered to Atlantic Holdings, on a dollar for dollar basis, in exchange for an aggregate principal amount of $66,258,970 of 3% Notes. At the election of the holders of a majority in principal amount of the outstanding 3% Notes, each $1,000 principal amount of 3% Notes is payable in or convertible into 65.909 shares of common stock, par value $.01 per share ("Atlantic Holdings Common Stock") of Atlantic Holdings, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the 11% Notes that tendered in the Consent solicitation and offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 principal amount of the 11% Notes tendered, plus accrued interest ($2.3 million) on the 11% Notes tendered, which amounts were paid at the consummation of the transaction. As indicated in the Consent solicitation and offer to Exchange, as part of the Transaction, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes not exchanged, or
(c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. Also on July 22, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, Property and GBHC, merged into GB Holdings, with GB Holdings as the surviving entity. All references to GB Holdings refer to such entities as they existed following the consummation of the Transaction. In connection with the transfer of the assets and certain liabilities of GB Holdings including those of GBHC, Atlantic Holdings issued 2,882,938 shares of Atlantic Holdings Common Stock to GBHC which following the merger of GBHC became the sole asset of GB Holdings. Substantially all of the assets, liabilities and operations of GB Holdings and GBHC (with the exception of the remaining 11% Notes due 2005 and accrued interest thereon, the Atlantic Holdings Common Stock, and the related pro rata share of deferred financing costs) were transferred to Atlantic Holdings or ACE. The Sands New Jersey gaming license was transferred to ACE in accordance with the approval of the New Jersey Casino Control Commission. The transfer of net assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the net assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

       All significant intercompany transactions and balances have been eliminated in consolidation. In management's opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of September 30, 2004 and the condensed consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 have been made. The results set forth in the condensed consolidated statement of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

       In connection with the Consent Solicitation and Exchange Offer described above, holders of $66,258,970 of 11% Notes exchanged such notes for an equal principal amount of 3% Notes. As a result $43,741,030 of principal amount of the 11% Notes remain outstanding and mature in September 2005. GB Holdings' ability to pay interest on such outstanding 11% Notes is dependent upon receipt of funds from Atlantic Holdings in amounts sufficient to make such interest payments, and such disbursements are subject to (i) a number of conditions, including that such payment by Atlantic Holdings is required to be made only in respect of interest due prior to the maturity of the 11% Notes and that at the time of such payment and after giving effect thereto, no event of default exists and no event that could result in an event of default has occurred or is incipient under the Indenture for the 3% Notes and (ii) Atlantic Holdings being able to make such payments.

       The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed consolidated financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company's registration statements with Registration Number 333-110484 and Registration Number 333-110485 on Form S-4.

 (2)    LONG-TERM DEBT

        Long-term debt is comprised of $66,258,970 of 3% Notes due September 29, 2008.

       On July 22, 2004, Atlantic Holdings consummated the Consent solicitation and Offer to Exchange which it commenced and in which Atlantic Holdings offered to exchange its 3% Notes due 2008 for 11% Notes due 2005, issued by Property. Pursuant to the Consent Solicitation and Offer to Exchange, an aggregate principal amount of $66,258,970 of 11% Notes, representing 60.2% of the outstanding 11% Notes, were tendered to Atlantic Holdings, on a dollar for dollar basis, in exchange for an aggregate principal amount of $66,258,970 of 3% Notes. At the election of the holders of a majority in principal amount of the outstanding 3% Notes, each $1,000 principal amount of 3% Notes is payable in or convertible into 65.909 shares of common stock, par value $.01 per share ("Atlantic Holdings Common Stock") of Atlantic Holdings, subject to adjustments for stock dividends, stock splits, recapitalizations and the like. Holders of the 11% Notes that tendered in the Consent solicitation and Offer to Exchange also received their pro rata share of the aggregate consent fees ($6.6 million) at the rate of $100 per $1,000 principal amount of the 11% Notes tendered, plus accrued interest ($2.3 million) on the 11% Notes tendered, which amounts were paid at the consummation of the Transaction. The exchange is being accounted for as a modification of debt. The consent fees paid are being amortized over the term of the 3% Notes using the effective yield method. All external costs associated with the issuance of the 3% Notes have been expensed. As indicated in the Consent Solicitation and Offer to Exchange, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the shareholders of GB Holdings upon the consummation of the transaction. Such Warrants allow the holders to purchase, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock. The fair value of the warrants as of July 22, 2004 (date of issuance) was $43,587,000 (as determined by a third party valuation). An additional $468,000 in state transfer fees were expended related to the Transaction, and charged to debt restructuring costs during 2004.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

(3)     INCOME TAXES

        Federal and State income tax benefits or provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, the Company has not recorded a Federal or State income tax benefit for the three and nine months ended September 30, 2004. Management is unable to determine that realization of the Company's deferred tax assets are more likely than not, and, thus has provided a valuation allowance for the entire amount. The State income tax provision of $217,000 for the three and nine months ended September 30, 2004, is comprised of applying the statutory alternative minimum assessment rate of 0.4% to gross receipts, as defined in the Business Tax Reform Act ($129,000) plus a quarterly installment payment of the Casino Income Tax ($88,000).

(4)     TRANSACTIONS WITH RELATED PARTIES

        The Company's rights to the trade name "Sands" (the "Trade Name") were derived from a license agreement with an unaffiliated third party. Amounts payable by the Company for these rights were equal to the amounts paid to the unaffiliated third party. The rights were assigned to the Company by High River Limited Partnership ("High River"), which obtained the rights under a certain agreement with the owner of the Trade Name to use the Trade Name as of September 29, 2000 through May 19, 2086 subject to termination rights for a fee after a certain minimum term. High River is an entity controlled by Carl C. Icahn (the Company's chairman and majority shareholder). High River received no payments for its assignment of these rights. Payment is made directly to the owner of the Trade Name. Such charges amounted to $59,000 for the three and nine months ended September 30, 2004. On or about July 14, 2004, GBHC entered into a license agreement with Las Vegas Sands, Inc., for the use of the trade name "Sands" through May 19, 2086, subject to termination rights for a fee after a certain minimum term. This new license agreement superseded and replaced the above-mentioned trade name rights assigned to the Company by High River. By operation of the Consent Solicitation and Offer to Exchange discussed above, the July 14, 2004 license agreement was assigned to ACE as of July 22, 2004.

        The Stratosphere Casino Hotel & Tower (the "Stratosphere"), an entity controlled by Carl C. Icahn, allocates a portion of certain executive salaries as well as charges for tax preparation to the Company. Payments for charges incurred from the Stratosphere for the three and nine months ended September 30, 2004 were $35,000.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

        On February 28, 2003, the Company entered into a two year agreement with XO New Jersey, Inc. a long-distance phone carrier controlled by Carl C. Icahn. The agreement can be extended beyond the minimum two year term on a month-to-month basis. Payments for charges incurred for the three and nine months ended September 30, 2004 were $43,000.

         In connection with the consummation of the Transaction, GB Holdings, GBHC, Atlantic Holdings, and ACE entered into a Contribution Agreement, pursuant to which GB Holdings and GBHC agreed to contribute substantially all of their assets and certain liabilities to Atlantic Holdings, in exchange for Atlantic Holdings and ACE agreeing to, among other things, (i) issue to GBHC (a) warrants exercisable for 2, 750,000 shares of Atlantic Holdings Common Stock and (b) 2,882,938 shares of Atlantic Holdings Common Stock and (ii) undertake to provide GB Holdings funds to pay (a) the interest due on the outstanding 11% Notes prior to the maturity date of the 11% Notes, (b) normal, ordinary course operating expenses (including legal and accounting costs, directors' and officers' insurance premiums and fees for SEC filings) not to exceed in the aggregate $250,000 in any 12 month period, without the consent of the holders of a majority of the aggregate principal amount outstanding of the 3% Notes, and (c) any amount other than interest or principal due on the 11% Notes that is required to be paid or reimbursed to the trustee under the indenture governing the 11% Notes; such disbursements are subject to (i) a number of conditions, including that such payment by Atlantic Holdings is required to be made only in respect of the interest due prior to the maturity of the 11% Notes is required to be made prior to maturity of the 11% Notes and that at the time of such payment and after giving effect thereto, no event of default exists and no event that could result in an event of default has occurred or is incipient under the Indenture for the 3% Notes and (ii) Atlantic Holdings being able to make such payments.

(5)     LEGAL PROCEEDINGS

        Tax appeals on behalf of the Company and the City of Atlantic City challenging the amount of the Company's real property assessments for tax years 1996 through 2003 are pending before the NJ Tax Court.

        By letter dated January 23, 2004, Sheffield Enterprises, Inc. asserted potential claims against The Sands under the Lanham Act for permitting a show entitled The Main Event, to run at The Sands during 2001. Sheffield also asserts certain copyright infringement claims growing out of the Main Event performances. It has not yet been determined whether or not the claims made by Sheffield would, if adversely determined, materially impact the financial position or results of operations of the Company.

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has been receiving employee related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon their consolidated financial position or results of operations, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

(6)     LOSS PER SHARE

        Statement of Financial Accounting Standards No. 128: "Earnings Per Share", requires, among other things, the disclosure of basic and diluted earnings per share for public companies. The capital structure of the Company includes potentially dilutive securities in the form of 10,000,000 warrants convertible to 2,750,000 shares of Atlantic Holdings and the 3% Notes Convertible to 65.909 shares per $1,000 of principal amount or 4,367,062 shares. Since the Company performed at a loss for the periods presented and including the fully diluted shares in calculating loss per share would be anti-dilutive, basic and diluted loss per share are the same. Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

(7)      COMMITMENTS AND CONTINGENCIES

         In April 2004, the casino industry, the Casino Reinvestment and Development Authority ("CRDA") and the New Jersey Sports and Exposition Authority agreed to a plan regarding New Jersey video lottery terminals ("VLTs"). Under the plan, casinos will pay a total of $96 million over a period of four years, of which $10 million will fund, through project grants, North Jersey CRDA projects and $86 million will be paid to the New Jersey Sports and Exposition Authority which will then subsidize certain New Jersey horse tracks to increase purses and attract higher-quality races that would allow them to compete with horse tracks in neighboring states. In return, the race tracks and New Jersey have committed to postpone any attempts to install VLTs for at least four years. $52 million of the $86 million would be donated by the CRDA from the casinos' North Jersey obligations and $34 million would be paid by the casinos directly. It is currently estimated that The Sands current CRDA deposits for North Jersey projects are sufficient to fund The Sands proportionate obligations with respect to the $10 million and $52 million commitments. The Sands proportionate obligation with respect to the $34 million commitment is estimated to be approximately $1.3 million payable over a four year period in annual installments due October 15th ranging from $278,000 to $398,000 per year. The Sands proportionate obligation with respect to the combined $10 million and $52 million commitment is estimated to be approximately $2.5 million payable over a four year period. The amounts will be charged to operations, on a straight-line basis, through January 1, 2009. The Sands made its initial cash payment of $278,000 in satisfaction of this obligation during October 2004.

(8)      CASINO LICENSE PROCEEDINGS

         Pursuant to New Jersey law, the corporate owner of the Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the New Jersey Casino Control Commission ("CCC") determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under the New Jersey Casino Control Act ("NJCCA"), Atlantic Holdings and ACE must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, The Sands filed a timely renewal application of its casino license for a four year term. The CCC approved The Sands casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, and a definitive plan to address the maturity of the 11% Notes to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

(9)      SUBSEQUENT EVENTS

         On November 12, 2004, Atlantic Holdings and ACE entered into a Loan and Security Agreement (the "Loan Agreement"), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp. ("Fortress"), as lender, and certain related ancillary documents, pursuant to which, Fortress agreed to make available to Atlantic a senior secured revolving credit line providing for working capital loans of up to $10 million (the "Loans"), to be used for working capital purposes in the operation of The Sands, located in Atlantic City, New Jersey.

         The Loan Agreement and the Loans thereunder have been designated by the Board of Directors of Atlantic Holdings and the Manager of ACE, as Working Capital Indebtedness (as that term is defined in the Indenture) (the "Indenture"), dated as of July 22, 2004, among Atlantic Holdings, as issuer, ACE, as guarantor, and Wells Fargo Bank, National Association, as trustee (the "Trustee").

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.

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

         The Loans are secured by a first lien and security interest on all of Atlantic Holdings and ACE's personal property and a first mortgage on The Sands Hotel & Casino. Fortress entered into an Intercreditor Agreement, dated as of November 12, 2004, with the Trustee pursuant to the Loan Agreement. The Liens (as that term defined in the Indenture) of the Trustee on the Collateral (as that term is defined in the Indenture), are subject and inferior to Liens which secure Working Capital Indebtedness such as the Loans.

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

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


       This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings") and ACE Gaming, LLC ("ACE") and collectively with Atlantic Holdings (the "Company"). The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties. Such risks and uncertainties are beyond management's ability to control and, in many cases, cannot be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates", "expects", "intends" and similar expressions as they relate to Atlantic Holdings, ACE or its management are intended to identify forward-looking statements (see "Private Securities Litigation Reform Act" below).

         OVERVIEW

        Atlantic Holdings is a Delaware corporation and was a wholly-owned subsidiary of Greate Bay Hotel and Casino Inc. ("GBHC") which was a wholly-owned subsidiary of GB Holdings, Inc. ("GB Holdings"). Until July 22, 2004, GBHC was the owner and operator of The Sands Hotel and Casino in Atlantic City ("The Sands"). ACE a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Holdings was formed in November 2003. Atlantic Holdings and ACE were formed in connection with a transaction (the "Transaction"), in which Atlantic exchanged $66.3 million of 11% Notes due 2005 (the "11% Notes"), issued by GB Property Funding Corp. ("Property"), a wholly-owned subsidiary of GB Holdings, for $66.3 million 3% Notes due 2008 (the "3% Notes"), issued by Atlantic Holdings. The Transaction included, among other things, the transfer of substantially all of the assets of GB Holdings to Atlantic Holdings. The transfer of net assets has been accounted for as an exchange of net assets between entities under common control, whereby the entity receiving the net assets shall initially recognize the assets and liabilities transferred at their historical carrying amount in the accounts of the transferring entity at the date of transfer. No gain or loss was recorded relating to the transfer. The 3% Notes are guaranteed on a joint and several basis by ACE. Atlantic Holdings and its subsidiary, ACE had limited operating activities prior to July 22, 2004. Also on July 22, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, Property and GBHC, merged into GB Holdings, with GB Holdings as the surviving entity. All references to GB Holdings and the Company refer to such entities as they existed following the consummation of the Transaction. In connection with the transfer of the assets and certain liabilities of GB Holdings, including the assets and certain liabilities of GBHC, Atlantic Holdings issued 2,882,938 shares of common stock, par value $.01 per share (the "Atlantic Holdings Common Stock") of Atlantic Holdings to GBHC which following the merger of GBHC became the sole asset of GB Holdings. Substantially all of the assets, liabilities and operations of GB Holdings and GBHC (with the exception of the remaining 11% Notes due 2005 and accrued interest thereon, the Atlantic Holdings Common Stock and the related pro rata share of deferred financing costs, were transferred to Atlantic Holdings or ACE. As indicated in the Consent Solicitation and Offer to Exchange, as part of the Transaction an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GB Holdings upon the consummation of the Transaction. Such Warrants allow the holders to purchase, at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Holdings Common Stock, (b) payment in full of the outstanding principal of the 11% Notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Holdings (including at least one independent director of Atlantic Holdings) that the Warrants may be exercised. The Sands New Jersey gaming license was transferred to ACE in accordance with the approval of the New Jersey Casino Control Commission.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        The Sands primarily generates revenues from gaming operations in its Atlantic City facility. Although The Sands' other business segments including rooms, entertainment, retail store, food and beverage operations also generate some cash sales, these revenues are nominal in comparison to the casino operations. The non-casino operations primarily support the casino operation by providing complimentary goods and services to deserving casino customers. The Company competes in a capital intensive industry that requires continual reinvestment in its facility and technology.

        The Company faces a number of competitive challenges during fiscal 2004, including increased competition from the Borgata, increased competition from other existing casinos that invested in capital improvements, and a corresponding increase in competition for both table game and slot machine players.

         Pursuant to New Jersey law, the corporate owner of the Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the New Jersey Casino Control Commission ("CCC") determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under the New Jersey Casino Control Act ("NJCCA"), Atlantic Holdings and ACE must demonstrate among other things, their ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, The Sands filed a timely renewal application of its casino license for a four year term. The CCC approved The Sands casino license renewal application for a four year term on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, a definitive plan to address the maturity of the 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

        SUMMARY

         During 2004, management anticipates making tax payments of approximately $260,000 to the State of New Jersey. Management believes that cash flows generated from operations during 2004, as well as available cash reserves, will be sufficient to meet its operating plan. Based upon expected cash flow generated from operations, management determined that it would be prudent for the Company to obtain a line of credit to provide additional cash availability, to meet the Company's working capital needs, in the event that anticipated cash flow is less than expected or expenses exceed those anticipated. As a result of this determination, on November 12, 2004, Atlantic Holdings and ACE entered into a senior secured revolving credit facility providing for working capital loans of up to $10 million, to be used for working capital purposes in the operation of The Sands Hotel and Casino, located in Atlantic City, New Jersey.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        OPERATING ACTIVITIES

        At September 30, 2004, the Company had cash and cash equivalents of $19.2 million. The Company used $1.7 million of net cash from operations during the nine months ended September 30, 2004. There was no operations during 2003.

        INVESTING ACTIVITIES

        Capital expenditures at The Sands for the nine months ended September 30, 2004 amounted to approximately $9.4 million ($2.3 million occurred after the July 22, 2004 Transaction and is included in the Company's cash flow) compared to $10.6 million in 2003. In order to enhance its competitive position in the market place, The Sands may determine to incur additional substantial costs and expenses to maintain, improve and expand its facilities and operations. GB Holdings Management has approval from its Board of Directors for a 2004 capital expenditure plan of up to $23.6 million, which includes a renovation of one floor of standard hotel rooms to suites, new slot machines, casino and hotel renovations as well as replacement and upgrades to infrastructure and technology. However, in order to avoid disruption of its operations during the peak summer season and based upon operating results and available cash, management deferred some slot machine replacements and casino renovations to the latter half of 2004 and beyond, thereby reducing capital expenditures for 2004. Accordingly, additional financing requirements could be reduced significantly.

        The Sands is required by the Casino Act to make certain quarterly deposits based on gross revenue with the Casino Reinvestment Development Authority ("CRDA") in lieu of a certain investment alternative tax. Deposits for the nine months ended September 30, 2004 and 2003 amounted to $1.6 million and $1.7 million, respectively.

        FINANCING ACTIVITIES

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

         On July 22, in connection with the consummation of the Transaction, Atlantic Holdings issued warrants which will initially be exercisable for an aggregate of 2,750,000 shares of Atlantic Holdings Common Stock to GB Holdings which GB Holdings then distributed to its stockholders. The warrants are exercisable at an exercise price of $.01 per share and expire seven years from date of issuance on July 22, 2011. The Warrants will become exercisable, at the election of the holders, following the earlier of (i) the payment in cash or Atlantic Holdings Common Stock for the 3% Notes or conversion, in whole or in part, of any of the 3% Notes into Atlantic Holdings Common Stock as full satisfaction of the principal and accrued interest due pursuant to such 3% Notes; (ii) a determination by a majority of the Board of Directors of Atlantic Holdings (including at least one independent director) that the Warrants may be exercised; or (iii) payment in full of the outstanding principal of the 11% Notes which have not been exchanged for the 3% Notes. Atlantic Holdings cannot make an accurate prediction as to exactly when or whether the first of these conditions will be satisfied.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         On November 12, 2004, Atlantic Holdings and ACE entered into a Loan and Security Agreement (the "Loan Agreement"), by and among Atlantic Holdings, as borrower, ACE, as guarantor, and Fortress Credit Corp. ("Fortress"), as lender, and certain related ancillary documents, pursuant to which, Fortress agreed to make available to Atlantic a senior secured revolving credit line providing for working capital loans of up to $10 million (the "Loans"), to be used for working capital purposes in the operation of The Sands, located in Atlantic City, New Jersey.

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

         Fortress may terminate its obligation to advance and declare the unpaid balance of the Loans, or any part thereof, immediately due and payable upon the occurrence and during the continuance of customary defaults which include payment default, covenant defaults, bankruptcy type defaults, attachments, judgments, the occurrence of certain material adverse events, criminal proceedings, and defaults by Atlantic or ACE under certain other agreements.

        Pursuant to New Jersey law, the corporate owner of The Sands is required to maintain a casino license in order to operate The Sands. The gaming licenses required to own and operate The Sands were required to be renewed in 2004, which required that the CCC determine that among other things, Atlantic Holdings and ACE are financially stable. In order to be found "financially stable" under NJCCA, Atlantic Holdings and ACE had to demonstrate among other things, its ability to pay, exchange, or refinance debts that mature or otherwise become due and payable during the license term, or to otherwise manage such debts. During July 2004, the Sands filed a timely renewal application of its casino license for a four year term. The CCC approved the Sands casino license renewal application on September 29, 2004 with certain conditions, including monthly written reports on the status of the 11% Notes, a definitive plan to address the maturity of the 11% Notes, to be submitted no later than August 1, 2005 as well as other standard industry reporting requirements.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Company's discussion and analysis of its results of operations and financial condition are based upon its condensed consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America ("USA GAAP"). The preparation of financial statements in conformity with USA GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates. The impact and any associated risks related to estimates, assumptions, and accounting policies are discussed within Management's Discussion and Analysis of Results of Operations and Financial Condition, as well as in the Notes to the Condensed Consolidated Financial Statements, if applicable, where such estimates, assumptions, and accounting policies affect the Company's reported and expected financial results.

          The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

      Allowance for Doubtful Accounts - The Company maintains accounts receivable allowances for estimated losses resulting from the inability of its customers to make required payments. Additional allowances may be required if the financial condition of the Company's customers deteriorates.

Commitments and Contingencies - Litigation - On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

Impairment of Long-Lived Assets - The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and possible impairment expense in the Company's condensed consolidated financial statements.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Self-Insurance - The Company retains the obligation for certain losses related to customer's claims of personal injuries incurred while on the Company property as well as workers compensation claims and major medical claims for non-union employees. The Company accrues for outstanding reported claims, claims that have been incurred but not reported and projected claims based upon management's estimates of the aggregate liability for uninsured claims using historical experience, an adjusting company's estimates and the estimated trends in claim values. Although management believes it has the ability to adequately project and record estimated claim payments, it is possible that actual results could differ significantly from the recorded liabilities.

Allowance for Obligatory Investments - The Company maintains obligatory investment allowances for its investments made in satisfaction of its CRDA obligation. The obligatory investments may ultimately take the form of CRDA issued bonds, which bear a below market rate of interest, direct investments or donations. Management bases its reserves on the type of investments the obligation has taken or is expected to take. CRDA bonds bear interest at approximately one-third below market rates. Donations of The Sands' quarterly deposits to the CRDA have historically yielded a 51% future credit or refund of obligations. Recently, however, CRDA donations have not yielded a specific future credit percentage. Certain donations have made the Sands eligible for a 100% return of existing investments under certain conditions. Other donations have little or no future credit value. Management has reserved the predominant balance of its obligatory investments at between 33% and 49%.

        RESULTS OF OPERATIONS

      The Results of Operations section represents that of GB Holdings for the three and nine month periods ended September 30, 2004, as Management believes this to be the most informative discussion of the continuing operations as all of GB Holdings operations have been transferred to Atlantic Holdings. Since Atlantic Holdings was not formed until November of 2003 and the Transaction did not consummate until July 22, 2004, there is no period for which to compare the 2004 results of operations of Atlantic Holding.

        Gaming Operations

        Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the CCC.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        The following table sets forth certain unaudited financial and operating data relating to the Sands' and all other Atlantic City casinos' capacities, volumes of play, hold percentages and revenues:

                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      --------------------------    --------------------------
                                                                         2004           2003           2004           2003
                                                                      -----------    -----------    -----------    -----------
                                                                        (Dollars in Thousands)        (Dollars in Thousands)
UNITS: (AT END OF PERIOD)
     Table Games     - Sands                                                   76             71             76             71
                     - Atlantic City (ex. Sands)                            1,352          1,304          1,352          1,304
     Slot Machines   - Sands                                                2,190          2,205          2,190          2,205
                     - Atlantic City (ex. Sands)                           39,984         40,185         39,984         40,185

GROSS WAGERING (1)
     Table Games     - Sands                                          $    61,990    $    63,826    $   181,602    $   162,141
                     - Atlantic City (ex. Sands)                        2,135,833      1,981,991      5,730,494      5,115,909
     Slot Machines   - Sands                                              466,255        517,397      1,379,681      1,511,277
                     - Atlantic City (ex. Sands)                       11,748,661     11,136,772     32,077,869     29,670,141

HOLD PERCENTAGES (2)
     Table Games     - Sands                                                14.72%         13.67%         15.71%         14.30%
                     - Atlantic City (ex. Sands)                            14.52%         15.27%         15.35%         16.10%
     Slot Machines   - Sands                      (accrual basis)            8.24%          7.70%          8.18%          7.80%
                     - Sands                      (cash basis)               8.34%          7.84%          8.35%          8.00%
                     - Atlantic City (ex. Sands)  (accrual basis)             N/A            N/A            N/A            N/A
                     - Atlantic City (ex. Sands)  (cash basis)               8.18%          8.23%          8.17%          8.15%

REVENUES (2)
     Table Games     - Sands                                          $     9,123    $     8,725    $    28,530    $    23,129
                     - Atlantic City (ex. Sands)                          310,137        302,590        879,381        822,834
     Slot Machines   - Sands                      (accrual basis)          38,414         39,857        112,871        118,278
                     - Sands                      (cash basis)             38,882         40,562        115,183        120,893
                     - Atlantic City (ex. Sands)  (accrual basis)             N/A            N/A            N/A            N/A
                     - Atlantic City (ex. Sands)  (cash basis)            961,311        916,919      2,620,881      2,416,733
     Other (3)       - Sands                                                  397            325          1,094            786
                     - Atlantic City (ex. Sands)                           18,070         13,561         45,992         33,600

----------
(1) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (the "Drop") and coins wagered in slot machines (the "Handle").

(2) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage." The Sands' hold percentages and revenues are reflected on an accrual basis. Comparable accrual basis data for the remainder of the Atlantic City gaming industry as a whole is not available; consequently, industry hold percentages and revenues are based on information available from the Commission.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     PATRON GAMING VOLUME

        Information contained herein, regarding Atlantic City casinos other than the Sands, was obtained from reports filed with the Commission.

        For the three months ended September 30, 2004 the table game drop decreased $1.8 million (2.9%) and increased $19.5 million (12.0%) for the nine months ended September 30, 2004, compared to the comparable periods in 2003. These results are compared to the Atlantic City Industry table drop results, which increased $611.9 million (5.5%) and $2.41 billion (8.1%) for the three months and nine months ended September 30, 2004 respectively compared to the same periods in 2003. Despite the impact of a major new competitor in the Atlantic City market, the Sands maintained its table game market share (3.1%) for the nine months ended September 30, 2004 compared to the same prior year period. Competition for the table game market has intensified since the Borgata, opened in July 2003 and has negatively impacted the Sands table game market share for the three months ended September 30, 2004 compared to the same prior year period (2.8% in 2004 vs 3.1% in 2003). Resorts completed a property expansion project in June 2004 that included approximately 400 additional rooms and further intensified the competition in the table game market. Table game hold percentage for the Sands increased by 1.0 percentage points to 14.7% and
1.4 percentage points to 15.7% for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The number of table games in operation, as of September 30, 2004, was 76 compared to 71 at the same time in 2003. For all other Atlantic City Casinos, the number of table games increased by 48 units or 3.7% to 1,352 at September 30, 2004 compared to 2003.

        Slot machine handle for the Sands decreased $51.1 million (9.9%) and $131.6 million (8.7%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. By comparison, the percentage change in slot machine handle for all other Atlantic City casinos during these periods in 2004 compared to the same prior year periods was a 5.5% increase for the three month period and a 8.1% increase for the nine month period. The Sands' 2004 decrease in handle was primarily due to the competitive impact of Borgata on the Atlantic City market. The Borgata added 3,510 units to Atlantic City's slot market. In addition, Resorts expanded their casino floor by 22,000 square feet and added 638 slot machines in June of 2004. The Sands decrease in slot machine handle was offset by an increase in the hold percentage of 0.5 percentage points to 8.2% and 0.4 percentage points to 8.2% for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. This positive variance in hold percentage was not enough to offset the decrease in slot machine handle and resulted in a decrease in Slot revenue of $1.4 million (3.6%) and $5.4 million (4.6%) for the three and nine month periods ended September 30, 2004, respectively, compared to the periods in 2003. The number of slot machine units as of September 30, 2004 was 2,190 compared to 2,205 at the same time in 2003. For all other Atlantic City Casinos, the number of slot machines decreased by 201 units or 0.5% to 39,984 at September 30, 2004 compared to 2003.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        The following table sets forth the changes in operating revenues and expenses (unaudited) for the three month and nine month periods ended September 30, 2004 and 2003:


        The following table sets forth the changes in operating revenues and expenses (unaudited) for the three month and nine month periods ended September 30, 2004 and 2003:

                                                              INCREASE (DECREASE)                              INCREASE (DECREASE)
                                       2004         2003          $          %          2004         2003          $           %
                                    ---------    ---------    ---------    ------    ---------    ---------    ---------    ------
                                                                          (DOLLARS IN THOUSANDS)
REVENUES:
Casino                              $  47,934    $  48,907    $    (973)    (1.99)   $ 142,495    $ 142,193    $     302      0.21
Rooms                                   3,281        3,115          166      5.33        8,342        8,530         (188)    (2.20)
Food and Beverage                       5,687        6,627         (940)   (14.18)      16,472       16,802         (330)    (1.96)
Other                                     873        1,047         (174)   (16.62)       2,826        3,010         (184)    (6.11)

Promotional Allowances                 13,018       13,655         (637)    (4.66)      38,592       38,663          (71)    (0.18)

EXPENSES:
Casino                                 32,808       35,291       (2,483)    (7.04)      96,106      100,249       (4,143)    (4.13)
Rooms                                     781          605          176     29.09        2,113        1,635          478     29.24
Food and Beverage                       2,117        2,833         (716)   (25.27)       6,411        7,314         (903)   (12.35)
Other                                   1,083          992           91      9.17        2,458        2,380           78      3.28
General and Administrative              3,164        2,630          534     20.30        9,042        7,891        1,151     14.59
Depreciation and
Amortization                            4,092        3,975          117      2.94       11,905       11,376          529      4.65
Loss (gain) on disposal of assets          (7)        (107)        (100)    93.46          (38)        (104)         (66)   (63.46)

INCOME FROM OPERATIONS                    719         (178)         897    503.93        3,546        1,131        2,415    213.53

Non-operating expense, net              3,626        3,006          620     20.63       11,571        8,880        2,691     30.30
Income Tax Provision                     (217)        (272)         (55)   (20.22)        (732)        (615)         117     19.02
Net income (loss)                      (3,124)      (3,456)        (332)    (9.61)      (8,757)      (8,364)         393      4.70

        REVENUES

        Overall casino revenues decreased $973,000 (2.0%) and increased $302,000 (0.2%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The year-to-date increase in casino revenues is attributable to the increases in table game revenue ($5.4 million) and other casino revenue ($308,000) offset by a decrease in slot machine revenue ($5.4 million).

        Room revenue increased $166,000 (5.3%) and decreased $188,000 (2.2%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The year-to-date decrease in room revenue is directly attributable to the decrease in room occupancy for the three and nine months ended September 30, 2004, respectively, compared to the same period in 2003 (1,279 and 9,420 fewer occupied rooms, respectively). The decrease in occupancy was primarily due to a reduction in complimentary promotional room nights. The increase in room revenue for the comparative three month periods is due to an increase in average room rate ($4.20) primarily due to increased rates in group and transient sales.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        Food and Beverage revenues decreased $940,000 (14.2%) and $330,000 (2.0%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. These decreases were primarily attributable to decreases in food revenue ($811,000 quarter-to-date and $824,000 year-to-date, in high volume, non-gourmet outlets as a result of discontinuing discount and coupon programs during the peak summer months. These were offset by increases in beverage revenue ($131,000 quarter-to-date and $492,000 year-to-date) as a result of the continued popularity of Swingers Bar.

        Other revenues decreased $174,000 (16.6%) and $184,000 (6.1%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease during the nine month periods is primarily attributable to a reduction in the people-mover monthly rental with Caesars Entertainment. The rent was lowered by $30,000 per month in July 2003, according to the lease. The decrease during the three month periods is due to reduced entertainment revenue due to fewer shows including the postponement of headline artist engagement in September 2004.

        PROMOTIONAL ALLOWANCES

        Promotional allowances are comprised of (i) the estimated retail value of goods and services provided free of charge to casino customers under various marketing programs, (ii) the cash value of redeemable points earned under a customer loyalty program based on the amount of slot play and (iii) coin and cash coupons and discounts. The dollar amount of promotional allowances decreased $637,000 (4.7%) and $71,000 (0.2%) for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. As a percentage of casino revenues, promotional allowances decreased to 27.2% from 27.9% and 27.1 % from 27.2% for the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease in this ratio is directly attributable to a decrease in complimentaries and coupons during the Summer 2004.

        DEPARTMENTAL EXPENSES

        Casino expenses at the Sands decreased by $2.5 million (7.0%) and $4.1 million (4.1%), respectively, for the three and nine months ended September 30, 2004 compared to the same prior year period. The decrease in casino expenses is primarily due to a reduction of allocable costs to the casino department for overhead, marketing and complimentary expenses ($845,000 and $2.1 million, respectively, for the three and nine months ended September 30, 2004 compared to the same prior year periods). Payroll expenses decreased ($421,000 and $650,000 for the three and nine months ended September 30, 2004, respectively) due to the reduction in personnel. The provision for doubtful accounts was reduced by $256,000 and $477,000 for the three and nine months ended September 30, 2004, respectively, as a result of less casino credit activity.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        Rooms expenses increased $176,000 (29.1%) and $478,000 (29.2%) for the three and nine months ended September 30, 2004 compared to the same prior year period. The increased rooms expenses are almost entirely due to a reduction of allocable costs to the casino department for complimentary expenses ($111,000 and $612,000, respectively, for the three and nine months ended September 30, 2004 compared to the same prior year periods) as a result of fewer complimentary promotional room nights in 2004 compared to 2003. These were offset slightly by favorable variances in payroll and benefits ($97,000 and $325,000, respectively, for the three and nine months primarily ended September 30, 2004 compared to the same prior year period) due to reductions in staffing.

        Food and beverage expenses decreased $716,000 (25.3%) and $903,000 (12.4%), respectively, for the three and nine months ended September 30, 2004 compared to the same prior year period. The decreases were primarily due to decreased payroll and benefits costs ($309,000 and $571,000 for the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods as a result of lower staffing levels). Also contributing to the decrease in food and beverage expense were decreases in food and beverage cost of sales ($327,000 and $145,000 for the three and nine months ended September 30, 2004, respectively), which were a result of decreased sales.

        Other expenses increased $91,000 (9.2%) and $78,000 (3.3%) for the three and nine months ended September 30, 2004, compared to the same prior year periods. The increased costs were due to an unfavorable variance in allocable costs to casino expense for complimentaries ($801,000 and $445,000 for the three and nine months ended September 30, 2004, respectively). These were offset by decreased payroll and benefits costs $228,000 and $529,000 for the three and nine months ended September 30, 2004, respectively) due to reduced staffing. Decreases in entertainment costs ($461,000 and $100,000 for the three and nine months ended September 30, 2004, respectively) due to decreased headline entertainment compared to the prior year periods.

        GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses increased $534,000 (20.3%) and $1.2 million (14.6%), respectively, for the three and nine months ended September 30, 2004, compared to the same prior year periods. The increases were due to lower allocable costs for property overhead to the casino department ($741,000 for the nine months ended September 30, 2004) and the increased cost of electricity ($99,000 and $440,000 for the three and nine months ended September 30, 2004, respectively, compared to the same prior year periods) due to increased energy costs.

        DEPRECIATION AND AMORTIZATION, INCLUDING PROVISION FOR
OBLIGATORY INVESTMENTS

        Depreciation and amortization, including provision for obligatory investments, increased $117,000 (2.9%) and $529,000 (4.7%), respectively, for the three and nine month periods ended September 30, 2004, compared to the same prior year periods due to an increase in depreciation expense ($109,000 and $638,000 for the three and nine months ended September 30, 2004, respectively) as a result of the continued investment in infrastructure and equipment during the current and preceding year.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        INTEREST INCOME AND EXPENSE

        Interest income decreased by $51,000 (31.8%) and $185,000 (37.1%), respectively, during the three and nine month periods ended September 30, 2004, compared to the same prior year periods. The decrease was due to smaller earnings on decreased cash reserves.

        Interest expense decreased $669,000 and $570,000, respectively, during the three and nine month periods ended September 30, 2004, compared to the same periods in 2003. The decrease is due to the exchange of $66.3 million in 11% debt for an equal amount at 3%.

        DEBT RESTRUCTURING COSTS

        Debt Restructuring Costs amounted to $1.2 million and $3.1 million, respectively, for the three and nine month periods ended September 30, 2004, as a direct result of the Consent Solicitation and Offer to Exchange commenced by Atlantic Holdings. There were no similar costs incurred during the same periods in 2003.

        INCOME TAX PROVISION

        Federal and State income tax provisions are based upon the results of operations for the current period and the estimated adjustments for income tax purposes of certain nondeductible expenses.

        Due to recurring losses, Federal income tax has not been recorded for the nine months ended September 30, 2004.

        The State income tax provision decreased $55,000 (20.2%) and increased $117,000 (19.0%), respectively, for the three and nine months ended September 30, 2004 compared to the same prior year periods. The quarter-to-date decrease is a result of the decrease in tax basis and an adjustment to tax rate. The year-to-date increase is primarily attributable to the casino net income tax enacted in July 2003.

        INFLATION

        Management believes that, in the near term, modest inflation and increased competition within the gaming industry for qualified and experienced personnel will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

        SEASONALITY

        Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. In addition, the Sands' operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect casino revenues and profitability.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        PRIVATE SECURITIES LITIGATION REFORM ACT

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made by such companies) contains statements that are forward-looking, such as statements relating to future expansion plans, future construction costs and other business development activities including other capital spending, economic conditions, financing sources, competition and the effects of tax regulation and state regulations applicable to the gaming industry in general or Atlantic Holdings in particular. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of Atlantic Holdings. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, activities of competitors and the presence of new or additional competition, fluctuations and changes in customer preference and attitudes, changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions).


               RISK FACTORS RELATED TO THE BUSINESS OF THE COMPANY


THE COMPANY IS NEWLY FORMED AND HAS NO OPERATING HISTORY.

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

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


IF THE COMPANY FAILS TO OFFER COMPETITIVE PRODUCTS AND SERVICES OR MAINTAIN THE LOYALTY OF THE SANDS PATRONS, ITS BUSINESS WILL BE ADVERSELY AFFECTED.

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

INCREASED STATE TAXATION OF GAMING AND HOSPITALITY REVENUES COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

         The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. For example, casinos in Atlantic City pay for licenses as well as special taxes to the city and state. New Jersey taxes annual gaming revenues at the rate of 8.0%. New Jersey also levies an annual investment alternative tax of 2.5% on annual gaming revenues in addition to normal federal and state income taxes. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, suspended the use of the New Jersey net operating loss carry forwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. For the three and nine months ended September 30, 2004, there was a charge to income tax provision of $180,000 and $180,000, respectively, related to the impact of the New Jersey Business Tax Reform Act.

         On July 1, 2003, the State of New Jersey amended the New Jersey Casino Control Act (the "NJCCA") to impose various tax increases on Atlantic City casinos, including The Sands. Among other things, the amendments to the NJCCA include the following new tax provisions: (i) a new 4.25% tax on casino complimentaries, with proceeds deposited to the Casino Revenue Fund; (ii) an 8% tax on casino service industry multi-casino progressive slot machine revenue, with the proceeds deposited to the Casino Revenue Fund; (iii) a 7.5% tax on adjusted net income of licensed casinos in State fiscal years 2004 through 2006, with the proceeds deposited to the Casino Revenue Fund; (iv) a fee of $3.00 per day on each hotel room in a casino hotel facility that is occupied by a guest, for consideration or as a complimentary item, with the proceeds deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $2.00 of the fee deposited into the Casino Revenue Fund and $1.00 to be transferred to the Casino Reinvestment Development Authority ("CRDA"); (v) an increase of the minimum casino hotel parking fee from $1.50 to $3.00, with $1.50 of the fee to be deposited into the Casino Revenue Fund in State fiscal years 2004 through 2006, and beginning in State fiscal year 2007, $0.50 to be deposited into the Casino Revenue Fund and $1.00 to be transferred to the CRDA for its purposes pursuant to law, and for use by the CRDA to post a bond for $30 million for deposit into the Casino Capital Construction Fund, which was also created by the July 1, 2003 Act; and (vi) the elimination of the deduction from casino licensee calculation of gross revenue for uncollectible gaming debt. These changes to the NJCCA, and the new taxes imposed on The Sands and other Atlantic City casinos, will reduce the Company's profitability.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Future changes in state taxation of casino gaming companies in New Jersey where the Company operates cannot be predicted and any such changes could adversely affect the Company's profitability.

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

         Because Arthur Andersen ceased conducting business it is unlikely you would be able to recover damages from Arthur Andersen for any claim against the. In addition, any recovery you may have from Arthur Andersen related to any claims that you may assert related to the financial statements audited by Arthur Andersen may be limited as a result of the lack of Arthur Andersen's consent as well as by the financial circumstances of Arthur Andersen.

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

THE COMPANY MAY INCUR LOSSES THAT WOULD NOT BE COVERED BY INSURANCE AND THE COST OF INSURANCE WILL INCREASE.

         Although the Company has agreed in the Indenture governing the 3% Notes to maintain insurance customary and appropriate for its business, the Company cannot assure you that insurance will be available or adequate to cover all loss and damage to which the Company's business or the Company's assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the insurance coverage for certain types of damages or occurrences has been diminished substantially and is unavailable at commercial rates. Consequently, the Company is self-insured for certain risks. The lack of insurance for certain types or levels of risk could expose the Company to significant losses in the event that an uninsured catastrophe occurred. Any losses the Company incurs that are not covered by insurance may decrease its future operating income, require it to find replacements or repairs for destroyed property and reduce the funds available for payments of its obligations on the 3% Notes.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THERE ARE RISKS RELATED TO THE CREDITWORTHINESS OF PATRONS OF THE CASINOS.

       The Sands is exposed to certain risks related to the creditworthiness of its patrons. Historically The Sands has extended credit on a discretionary basis to certain qualified patrons. For the nine months ended September 30, 2004, gaming credit extended to Sands' table game patrons accounted for approximately 22.5% of overall table game wagering, and table game wagering accounted for approximately 11.6% of overall casino wagering during the period. At September 30, 2004, gaming receivables amounted to $7.0 million before an allowance for uncollectible gaming receivables of $3.8 million. There can be no assurance that defaults in the repayment of credit by patrons of The Sands would not have a material adverse effect on the results of operations of The Sands and, consequently the Company.

THE COMPANY'S SUCCESS DEPENDS IN PART ON THE AVAILABILITY OF QUALIFIED MANAGEMENT AND PERSONNEL AND ON THE COMPANY'S ABILITY TO RETAIN SUCH EMPLOYEES.

       The quality of individuals hired for positions in the hotel and gaming operations will be critical to the success of the Company's business. It may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies and their facilities in the Company's jurisdictions and nationwide. The Borgata, which opened in July 2003 and is located in the marina district of Atlantic City, has aggravated this problem in Atlantic City. The Company cannot assure you that it will be successful in retaining current personnel or in hiring or retaining qualified personnel in the future. A failure to attract or retain qualified management and personnel at all levels or the loss of any of the Company's key executives could have a material adverse effect on the Company's financial condition and results of operations.
                   RISK FACTORS RELATED TO THE GAMING INDUSTRY

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

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         On July 3, 2003, The Borgata, owned by Boyd Gaming Corporation and MGM Mirage, opened in the marina district of Atlantic City. The Borgata features a 40-story tower with 2,010 rooms and suites as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. This project represents a significant increase in capacity in that market. In addition, other of The Sands' competitors in Atlantic City have recently completed expansions of their hotels or have announced expansion projects. For example, Tropicana Atlantic City began constructing a 502-room hotel tower, a 25-room conference center, a 2,400 space parking garage, an expanded casino floor and a 200,000 square foot themed shopping, dining and entertainment complex called The Quarter. Tropicana intends to complete the project in the fourth quarter of 2004. Resorts constructed a hotel room addition of approximately 400 rooms, which opened in the second quarter of 2004. Our business may be adversely impacted (i) by the additional gaming and room capacity generated by this increased competition in Atlantic City and/or (ii) by other projects not yet announced in New Jersey or in other markets (e.g. Pennsylvania, New York and Connecticut).

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

PENDING AND ENACTED GAMING LEGISLATION FROM NEIGHBORING STATES AND NEW JERSEY MAY HARM THE SANDS.

         In the summer of 2003, the State of New Jersey considered approving video lottery terminals ("VLT's") at the racetracks in the state and on July 1, 2003, the NJCCA was amended to impose various new and increased taxes on casino license revenues. There is no guarantee that New Jersey will not consider approving VLTs in the future, and if VLTs are approved, it could adversely affect the Company's operations, and an increase in the gross gaming tax without a significant simultaneous increase in revenue would adversely affect the Company's results of operations.

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

HOLDERS OF ATLANTIC HOLDINGS COMMON STOCK, WARRANTS, AND 3% NOTES ARE SUBJECT TO THE CCC AND THE NJCCA.

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

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the risk of loss arising from changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not have securities subject to interest rate fluctuations and has not invested in derivative-based financial instruments.

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

        No change occurred in the Company's internal controls concerning financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PART II:  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         Tax appeals on behalf of the Company and the City of Atlantic City challenging the amount of the Company's real property assessments for tax years 1996 through 2003 are pending before the NJ Tax Court.

        By letter dated January 23, 2004, Sheffield Enterprises, Inc. asserted potential claims against The Sands under the Lanham Act for permitting a show entitled The Main Event, to run at The Sands during 2001. Sheffield also asserts certain copyright infringement claims growing out of the Main Event performances. It has not yet been determined whether or not the claims made by Sheffield would, if adversely determined, materially impact the financial position or results of operations of the Company.

        The Company is a party in various legal proceedings with respect to the conduct of casino and hotel operations and has been receiving employee related claims. Although a possible range of losses cannot be estimated, in the opinion of management, based upon the advice of counsel, the Company does not expect settlement or resolution of these proceedings or claims to have a material adverse impact upon their consolidated financial position or results of operations, but the outcome of litigation and the resolution of claims is subject to uncertainties and no assurances can be given. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

ITEM 5. OTHER INFORMATION

(a). During the quarter ended September 30, 2004, the Registrant did not file any reports on form 8-K.


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


                                   ATLANTIC COAST ENTERTAINMENT HOLDINGS, INC.
                                                   ACE GAMING, LLC.
                                  --------------------------------------------
                                                     Registrant


Date:  November 18, 2004             /s/          Denise Barton
     ----------------------          -------------------------------------
                                                  Denise Barton
                                             Chief Financial Officer